Form 10-Q
period 2000-03-31
QUANTUM EFFECT DEVICES INC
filed 2000-05-12
CIK 1093272

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000

                                      OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                       Commission File Number: 0-29109


                         QUANTUM EFFECT DEVICES, INC.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                                 77-0290544
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


  2500-5 AUGUSTINE BOULEVARD, SUITE 200, SANTA CLARA, CA                 95054
         (Address of principal executive offices)                     (Zip Code)

                               (408) 565-0300
            (Registrant's telephone number, including area code)

   3255-3 SCOTT BOULEVARD, SUITE 200, SANTA CLARA, CA                    95054
        (Address of principal executive offices)                      (Zip Code)

              (Former name, former address, and former fiscal year,
               if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES     NO  X
                                                   ----   ----

As of May 9, 2000 26,670,940 shares of the Issuer's Common Stock, .001 par value, were outstanding.

                             TABLE OF CONTENTS

                       PART I: FINANCIAL INFORMATION                                             PAGE
                                                                                                 ----
ITEM 1.    Financial Statements (Unaudited)
           Condensed Balance Sheets - March 31, 2000 and June 30, 1999.......................      2
           Condensed Statements of Operations- Three and Nine Months Ended March 31, 2000
                and 1999.....................................................................      3
           Condensed Statements of Cash Flows - Nine Months Ended March 31, 2000 and 1999....      4
           Notes to Condensed Financial Statements...........................................      5

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of
                Operations...................................................................      7
           Factors that May Affect Our Business, Operating Results and Financial Condition...     10

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk........................     19


                                       PART II: OTHER INFORMATION


ITEM 1.    Legal Proceedings.................................................................     20
ITEM 2.    Changes in Securities and Use of Proceeds.........................................     20
ITEM 3.    Defaults Upon Senior Securities...................................................     20
ITEM 4.    Submission of Matters to a Vote of Security Holders...............................     20
ITEM 5.    Other Information.................................................................     20
ITEM 6.    Exhibits and Reports on Form 8-K..................................................     21

           Signatures........................................................................     22

                          Quantum Effect Devices, Inc.
                            Condensed Balance Sheets
                                 (IN THOUSANDS)

                                                                    MARCH 31, 2000               JUNE 30, 1999
                                                                   ----------------          -------------------
                                                                     (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                       $         46,418          $             1,442
   Short-term investments                                                     7,909                       16,023
   Restricted cash                                                            2,000                        2,000
   Accounts receivable, net                                                   8,251                        3,717
   Inventories                                                                9,924                        2,122
   Prepaid expenses and other current assets                                  2,109                          768
                                                                   ----------------          -------------------
            Total current assets                                             76,611                       26,072

Property and equipment, net                                                   3,486                        1,807
                                                                   ----------------          -------------------
                 Total assets                                      $         80,097          $            27,879
                                                                   ================          ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Borrowings, current portion                                     $          1,222            $           1,140
   Accounts payable                                                           6,629                        3,066
   Accrued expenses and other current liabilities                             4,394                        3,350
   Capital lease obligations, current portion                                   360                          342
                                                                   ----------------            -----------------
            Total current liabilities                                        12,605                        7,898

Borrowings, non-current portion                                                 970                        1,949
Capital lease obligations, non-current portion                                  155                          426
                                                                   ----------------            -----------------
                 Total liabilities                                           13,730                       10,273
                                                                   -----------------           -----------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock                                                               -                            14
   Common stock                                                                 26                             9
   Additional paid-in capital                                               94,384                        43,409
   Note receivable from stockholder                                            (42)                            -
   Deferred stock-based compensation                                          (598)                       (1,462)
   Accumulated deficit                                                     (27,403)                      (24,364)
                                                                   ---------------             -----------------
            Total stockholders' equity                                      66,367                        17,606
                                                                   ---------------             -----------------
                 Total liabilities and stockholders' equity        $        80,097             $          27,879
                                                                   ===============             =================

The accompanying notes are an integral part of these financial statements.

Note: The balance sheet at June 30, 1999 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                          Quantum Effect Devices, Inc.
                       Condensed Statements of Operations
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          MARCH 31,                  MARCH 31,
                                                  ------------------------    -------------------------
                                                     2000          1999          2000           1999
                                                  ----------    ----------    ----------    -----------
Revenue:
   Product revenue                                $   10,628    $    2,512    $   29,966     $    5,322
   Royalty revenue                                       358           246         1,138          1,008
   Royalty revenue from related parties                  400           837         1,509          2,392
                                                  ----------    ----------    ----------     ----------
          Total revenue                               11,386         3,595        32,613          8,722

Cost of revenue:
   Product revenue                                     5,621         1,951        17,710          5,071
                                                  ----------    ----------    ----------    -----------
           Gross profit                                5,765         1,644        14,903          3,651
                                                  ----------    ----------    ----------    -----------

Operating expenses:
   Research and development                            3,929         2,917        10,490          9,254
   Selling, general, and administrative                2,641         1,274         6,941          3,549
   Stock-based compensation                              212           238           884            518
                                                  ----------    ----------    ----------    -----------
           Total operating expenses                    6,782         4,429        18,315         13,321
                                                  ----------    ----------    ----------    -----------
Loss from operations                                 (1,017)        (2,785)       (3,412)        (9,670)

Interest income                                         545             42           890            183
Interest expense and other                             (308)          (197)         (517)          (317)
                                                  ----------    ----------    ----------    -----------
Net loss                                          $    (780)    $   (2,940)   $   (3,039)   $    (9,804)
                                                  ==========    ==========    ==========    ===========


Basic and diluted net loss per share:             $   (0.04)    $    (0.36)   $    (0.24)   $     (1.23)

Shares used in computing basic and diluted
net loss per share                                   20,651          8,180        12,824          7,987

See accompanying notes to condensed financial statements

                          Quantum Effect Devices, Inc.
                       Condensed Statements of Cash Flows
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                                              NINE MONTHS ENDED MARCH 31,
                                                                               2000                  1999
                                                                          --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                  $       (3,039)       $       (9,804)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Allowance for doubtful accounts                                                  158                     -
    Depreciation and amortization                                                    975                   710
    Amortization of stock-based compensation                                         884                   518
    Changes in operating assets and liabilities:
      Accounts receivable                                                         (4,692)                  (79)
      Inventories                                                                 (7,802)                 (607)
      Prepaid expenses and other current assets                                   (1,341)                 (295)
      Accounts payable                                                             3,563                  (976)
      Accrued expenses and other liabilities                                       1,044                   142
                                                                          --------------        --------------
Net cash used in operating activities                                            (10,250)              (10,391)
                                                                          --------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                                       (2,655)                   88
      Purchases of short-term investments                                        (13,691)                    -
      Maturities and sales of short-term investments                              21,805                     -
                                                                          --------------        --------------
Net cash provided by investing activities                                          5,459                    88
                                                                          --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Principal payments under capital leases                                      (253)                 (216)
       Proceeds from issuance of preferred stock, net of
         issuance costs                                                                                 19,478
       Proceeds from issuance of common stock, net of
         issuance costs                                                           50,917                   549
       Proceeds from borrowings                                                                          2,000
       Repayments of borrowings                                                     (897)                 (402)
                                                                          --------------        --------------
Net cash provided by financing activities                                         49,767                21,409
                                                                          --------------        --------------

Net increase in cash and cash equivalents                                         44,976                11,106
Cash and cash equivalents at beginning of period                                   1,442                 9,756
                                                                          --------------        --------------
Cash and cash equivalents at end of period                                $       46,418        $       20,862
                                                                          ==============        ==============

See accompanying notes to condensed financial statements

                          Quantum Effect Devices, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL STATEMENTS
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2000. For further information, refer to the audited consolidated financial statements and footnotes for the fiscal year ended June 30, 1999 included in the Company's prospectus dated January 31, 2000.

         COMPREHENSIVE INCOME
         The Company adopted statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. There were no differences between the Company's net losses and its total comprehensive losses for the periods presented.

         RECENT ACCOUNTING PRONOUNCEMENTS
         In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. The Company does not expect that the adoption of SOP 98-1 will have a material effect on its financial statements. SOP 98-1 is effective for the Company's fiscal year ending June 30, 2000.

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair market value of derivatives are recorded each period in current earnings or comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and if so, the type of hedge transaction. Substantially all of the Company's revenue and costs are denominated in U.S. dollars, and to date the Company has not entered into any material derivative contracts. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on its financial statements. The effective date of SFAS No. 133 as amended by SFAS No. 137 will be for fiscal years beginning after June 15, 2000.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles (GAAP) to revenue recognition in financial statements. We are required to adopt SAB 101 in the first quarter of fiscal 2001 and are currently studying the impact of SAB 101 on our financial statements. We do not believe that SAB 101 will have a material impact on our financial statements.

NOTE 2- INVENTORIES

         Inventories are stated at the lower of cost or market, with cost being determined on a first-in, first-out basis. Appropriate consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

         (In Thousands)                       MARCH 31,           JUNE 30,
                                                 2000               1999
                                            ---------------    ----------------
         Work-in-process                    $        8,279     $         1,384
         Finished goods                              1,645                 738
                                            ---------------    ----------------
                                            $        9,924     $         2,122
                                            ===============    ================

NOTE 3- NET LOSS PER SHARE

          Basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares and dilutive potential common shares outstanding. The calculation of diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Potential common shares consist of incremental common shares issuable upon the exercise of stock options, shares issuable upon conversion of preferred stock and common shares issuable upon the exercise of common and preferred stock warrants. Approximately 4,472,000 stock options have been excluded from the calculations below for the three months ended March 31, 2000 and approximately 4,089,000 options have been excluded from the calculations below for the nine months ended March 31, 2000 as their effect would have been anti-dilutive.

          The following table sets forth the computation of basic and diluted net loss per share for the periods presented:



(In thousands, except per share amounts)                THREE MONTHS ENDED MARCH 31,           NINE MONTHS ENDED MARCH 31,
                                                    -----------------------------------     ----------------------------------
                                                           2000              1999                2000              1999
                                                    -----------------   ---------------     ---------------   ----------------
  Numerator:
    Net loss....................................      $       (780)       $   (2,940)         $   (3,039)       $   (9,804)

  Denominator:
    Weighted average common shares..............            20,651             8,180              12,824             7,987

  Net loss per share:
    Basic and diluted..........................       $      (0.04)       $    (0.36)         $    (0.24)       $    (1.23)

                          Quantum Effect Devices, Inc.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    THE STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT PURELY HISTORICAL ARE FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, INCLUDING STATEMENTS REGARDING OUR EXPECTATIONS, HOPES, INTENTIONS OR STRATEGIES REGARDING THE FUTURE. ALL FORWARD LOOKING STATEMENTS INCLUDED IN THIS DOCUMENT ARE BASED ON INFORMATION AVAILABLE TO US ON THE DATE HEREOF, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD LOOKING STATEMENTS. IT IS IMPORTANT TO NOTE THAT OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD LOOKING STATEMENTS. YOU SHOULD CONSULT THE RISK FACTORS LISTED FROM TIME TO TIME IN THE COMPANY'S REPORTS ON FORM 10-K, PROSPECTUS AND ANNUAL REPORTS TO STOCKHOLDERS. AMONG THE FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY ARE THOSE DISCUSSED UNDER "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-Q.

    The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes, and with the Company's audited financial statements and notes thereto for the year ended June 30, 1999.


OVERVIEW

         QED is a leading developer and supplier of high performance embedded microprocessors for use in information-intensive products such as networking/communications infrastructure equipment, business network equipment and consumer network products. We began operations in 1991 as an intellectual property company, developing and licensing RISC microprocessor designs for third parties in exchange for royalty payments. During the year ended June 30, 1997, we began transitioning to a semiconductor company that designs, develops, markets and sells its own high-performance microprocessors using the MIPS microprocessor architecture. Volume shipments of our products began during the three months ended March 31, 1998.

         Continuous growth in our product revenue depends upon an increasing number of customers incorporating our microprocessors into their end product designs. We have achieved numerous design wins with existing and new customers. There is generally a time lag ranging from 12 to 24 months between a design win and volume shipments of our products. Design wins are only an expression of interest by potential customers and are not binding contracts of any nature. We cannot assure you that design wins will result in future revenue or that such revenue will be derived in a predictable manner.

         As a result of the aforementioned transition and change in our business model, we have not entered into any new revenue generating third party licensing agreements since June 1996 and currently have no plans to do so. Consequently, royalty revenue relates primarily to products sold by our licensees based on designs that are maturing and will become obsolete. We believe that our royalty revenue will continue to decline both in absolute dollars and as a percentage of total revenue.

         Cost of revenue includes product costs, MIPS license royalty expenses, salaries and overhead costs associated with employees engaged in activities related to the manufacturing of our products. Research and development expense consists primarily of salaries and related overhead costs associated with employees engaged in research, design and development activities as well as the cost of mask sets, wafers and other materials and related services used in the development process. Selling, general and administrative expense consists of salaries, commissions paid to internal and external sales representatives, third party certification and testing costs and legal and accounting services. Stock-based compensation expense relates both to stock-based employee and consultant compensation arrangements. Employee-related stock compensation expense is based on the deemed fair market value of our common stock and the exercise price of options to purchase that stock on the date of grant and is recognized on an accelerated basis over the vesting periods of the related options, usually four years. Consultant stock-based compensation expense is based on the Black-Scholes option pricing model.

         We currently use independent suppliers to manufacture, test and assemble all of our products. This business model allows us to focus our resources on the design, development and marketing of our products, rather than on building and maintaining manufacturing facilities. Because we must often place orders for products with our vendors prior to entering into sales contracts, we may be exposed to the risks associated with holding obsolete or excess inventory.

         As the production processes used to manufacture our microprocessor have matured, we have experienced higher production yields, which have contributed to the increase in our gross margins. We anticipate that gross margins will continue to increase in the future as more of our products mature, production efficiencies increase, and overall sales volumes increase. However, we believe that the selling prices of our products generally decline over time, and each of our products has a different cost structure. Additionally, the position of the products in their respective life cycles, manufacturing cost efficiencies and competitive pricing strategies may affect gross margins on a quarterly basis. As a result, gross margins may vary on a quarterly basis as the mix of products sold changes.

COMPARISON OF THE THREE MONTH AND NINE MONTH PERIODS ENDED MARCH 31,
1999 AND 2000

         PRODUCT REVENUE. Product revenue increased from $2.5 million for the three months ended March 31, 1999 to $10.6 million for the three months ended March 31, 2000. The $8.1 million or 323% increase in product revenue was due to an increase in the number of our design wins which have reached volume production. Product revenue increased by $24.6 million or 463%, from $5.3 million for the nine months ended March 31, 1999 to $30.0 million for the nine months ended March 31, 2000. Product revenue has increased almost every quarter since we began shipping products in the first quarter of the year ended June 30, 1998. In addition to an increasing number of design wins, the increase in product revenue is also attributable to new product introductions and enhancements of existing products, including a shift to smaller manufacturing geometries. It is also due to an increase in the number of customers in each of our target markets.

         ROYALTY REVENUE AND ROYALTY REVENUE FROM RELATED PARTIES. Total royalty revenue decreased from $1.1 million for the three months ended March 31, 1999 to $0.8 million for the three months ended March 31, 2000. Total royalty revenue decreased from $3.4 million for the nine months ended March 31, 1999 to $2.6 million for the nine months ended March 31, 2000. Combined royalty revenue has decreased as a percentage of total revenue as we continue to transition from a license model to a product model. Royalty revenue is dependent upon shipments of products by third parties and related third parties. QED has no control over the volume or timing of these shipments, which vary quarter to quarter. As we are no longer licensing new products to third parties, we expect royalty revenue to decrease both in absolute dollars, as well as a percentage of total revenue, in future periods.

         GROSS PROFIT. Overall gross profit increased from $1.6 million, or 45.7% of revenue, in the three months ended March 31, 1999 to $5.8 million, or 50.6% of revenue, in the three months ended March 31, 2000. Overall gross profit increased from $3.6 million, or 41.9% of revenue, during the nine months ended March 31, 1999 to $14.9 million, or 45.7% of revenue, during the nine months ended March 31, 2000. During the quarter and the nine months ended March 31, 1999, when we began investing in manufacturing infrastructure, including hiring manufacturing employees, the low volume of product sales negatively influenced gross profit and margin. Our product gross profit and margin improved during the quarter and the nine months ended March 31, 2000 as the increase in production volumes led to manufacturing and cost efficiencies, including volume discounts on the cost of components, such as silicon wafers. Each of our products has a different cost structure; therefore, gross margins vary on a quarterly basis as our product mix changes. Additionally, the position of our products in their respective life cycles, manufacturing cost efficiencies and competitive pricing strategies may affect gross margins on a quarterly basis.

         OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT. Research and development expenses increased by $1.0 million or 34.7%, from $2.9 million for the three months ended March 31, 1999 to $3.9 million for the three months ended March 31, 2000. Research and development expenses increased by $1.2 million or 13.4%, from $9.3 million for the nine months ended March 31, 1999 to $10.5 million for the nine months ended March 31, 2000. The increase in spending on research and development during these periods is attributable to an increase in the number of research and development projects during both the quarter and the nine months ended March 31, 2000, and a corresponding increase in the number of engineers and consultants. It is also due to increased depreciation charges on new and upgraded software design tools. We expect that research and development expense will continue to increase in absolute dollars for the foreseeable future.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses increased from $1.3 million for the three months ended March 31, 1999 to $2.6 million for the three months ended March 31, 2000. This increase of $1.3 million, or 107.3%, is due to an increase in personnel and related expenses as well as to increases in commissions corresponding to the increase in our product revenue. Selling, general and administrative expenses increased from $3.5 million for the nine months ended March 31, 1999 to $6.9 million for the nine months ended March 31, 2000. In addition to the reasons listed above, this increase of $3.4 million, or 95.6%, is also due to increased occupancy costs and professional fees. We expect that selling, general and administrative expenses will continue to increase in absolute dollars for the foreseeable future to support the continued expansion of our operations.

         STOCK-BASED COMPENSATION. In connection with certain stock option grants, we recorded total stock compensation expense in the three months ended March 31, 1999 and 2000 of $238,000 and $212,000, respectively. This slight decrease was the result of a decline in the amount of the monthly charges remaining to be amortized. Stock-based compensation expenses increased from $500,000 for the nine months ended March 31, 1999 to $900,000 for the nine months ended March 31, 2000. Stock-based compensation is being recognized on an accelerated basis and relates primarily to certain option grants to employees at prices below deemed fair market values as well as for options granted to consultants. We expect stock-based compensation expense to decrease in general on a quarterly and annual basis.

         INTEREST INCOME AND EXPENSE, NET. Net interest income (expense) for the three months ended March 31, 1999 and March 31, 2000 increased from ($155,000) to $237,000. Net interest income (expense) for the nine months ended March 31, 1999 and 2000 increased from ($134,000) to $373,000. The overall increase in net interest income resulted from changes in our average cash and investment balances during these respective periods as a result of the cash generated by a private placement of Preferred Stock in March 1999 and our initial public offering in February 2000. It is also due to an overall decrease in interest expense corresponding to the decrease in debt during these respective periods.

         Our quarterly results of operations have fluctuated significantly in the past and may continue to fluctuate in the future based on a number of factors, not all of which are in our control. If revenue declines in a given quarter, our operating results will be adversely affected because many of our expenses are relatively fixed. As a result, we believe period to period comparisons are not necessarily meaningful and should not be relied upon as indicative of future results.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed our operations through a combination of sales of equity securities, cash generated by operations during our early years, and borrowings. At March 31, 2000, we had $46.4 million in cash and cash equivalents, $7.9 million in short-term investments and $2.0 million of restricted cash. At June 30, 1999, we had $1.4 million in cash and cash equivalents, $16.0 million in short-term investments and $2.0 million of restricted cash. Net cash used by operating activities during the nine months ended March 31, 1999 and 2000 was $10.4 million and $10.3 million, respectively. During these periods, cash used by operating activities consisted primarily of cash utilized to fund operating losses and for working capital. During the nine months ended March 31, 2000, the items that significantly impacted cash balances were accounts receivable and inventories, both of which increased during the year as the volume of product sales increased.

         Net cash provided by investing activities during the nine months ended March 31, 1999 and 2000 was $88,000 and $5.5 million. Cash generated by investing activities during the nine months ended March 31, 2000 was related to interest earned on investments and the transfer of short-term investments into cash equivalent investments. Cash used in investing activities was related to the acquisition of property and equipment and the purchase of short-term investments. Capital expenditures during the nine months ended March 2000 were $2.7 million. Capital spending during fiscal 2000 reflects investments in hardware infrastructure and new software tools. As of March 31, 2000, we had no material outstanding commitments to purchase or lease capital equipment. However, we expect to continue investing in software and hardware design tools in future periods and do not expect capital spending to decline in absolute dollars in any future period.

         Net cash provided by financing activities during the nine months ended March 31, 1999 and 2000 was $21.4 million and $49.8 million, respectively. Cash provided by financing during the nine months ended March 31, 1999, relates to the sale of shares of our preferred stock. Cash provided by financing during the nine months ended March 31, 2000 relates to the sale of shares of our common stock as part of our initial public offering in February 2000. Cash used in financing activities related to principal payments under capital leases and repayment of borrowings.

         In January 1999, we obtained a $6.0 million line of credit expiring on December 31, 2000. Borrowings under this line of credit bear interest at an annual rate of 12% for the first sixth months and 8.5% after that time. This line of credit is secured by substantially all of our tangible assets and contains financial and other covenants that arise after more than $2.0 million has been drawn down. As of March 31, 2000, $1.5 million was outstanding under this line.

         We believe that cash and cash equivalents and cash generated from operations will be sufficient to satisfy our working capital requirements for the next 12 months. We believe that success in our industry requires substantial capital in order to maintain the flexibility to take advantage of opportunities as they may arise. We may, from time to time, invest in or acquire complementary businesses, products or technologies. We may seek additional equity or debt financing to fund such activities. The sale of additional equity or convertible debt could result in additional dilution to our stockholders.

FACTORS THAT MAY AFFECT OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

RISKS RELATED TO OUR BUSINESS

         WE HAVE A LIMITED OPERATING HISTORY UNDER OUR CURRENT BUSINESS MODEL, WHICH MAKES IT DIFFICULT TO PREDICT OUR FUTURE OPERATING RESULTS.

         We were incorporated in 1991 and began business as a provider of proprietary microprocessor designs to semiconductor companies. In 1996, we obtained a license to design, manufacture and sell embedded microprocessors using intellectual property developed by MIPS Computer Systems, Inc., currently known as MIPS Technologies, Inc. Since obtaining this license, we have transitioned to a company that develops and markets its own products. Therefore, we have operated under our current business model for a short period of time. This limited operating history makes it difficult to predict our future revenue and expenses.

         WE HAVE NOT BEEN PROFITABLE OPERATING UNDER OUR CURRENT BUSINESS MODEL, AND WE MAY NOT ACHIEVE PROFITABILITY.

         In 1997, we began transitioning from a provider of proprietary microprocessor designs to a company that develops and markets its own products, and since then we have lost money in each quarter. Although product revenue has increased significantly in the year ended June 30, 1999 and in the nine months ended March 31, 2000, we still have not achieved profitability. If our revenue does not increase, we may not achieve or sustain profitability.

         WE EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS DUE TO A NUMBER OF FREQUENTLY CHANGING BUSINESS CONDITIONS, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

         We experience fluctuations in our operating results due to a variety of factors, including:

         - the timing and amount of orders from our customers, including cancellations and reschedulings;

         - the gain or loss of significant customers, including as a result of industry consolidation;

         -    seasonality in some of our target markets;

         -    changes in the mix of products we sell;

         -    changes in demand by the end users of our customers' products;

         -    market acceptance of our current and future products;

         -    variability of our customers' product life cycles;

         - changes in the average selling prices of embedded microprocessors or the products that incorporate them due to our customers reaching volume production, technological change, product obsolescence or otherwise; and

         - cancellations, changes or delays of deliveries to us by our manufacturers, including as a result of the availability and terms of manufacturing capacity.

         Revenue from the sale of our embedded microprocessors is dependent upon companies designing our microprocessors into their products, which we refer to as "design wins". Our gross margin is impacted by the mix of revenue among our products. As a result of these factors and those listed above, our lengthy sales cycle and our dependence on relatively few customers whose order cycles vary significantly, our revenue and gross margin could fluctuate significantly.

         We cannot accurately forecast all of the above factors. As a result, we believe that period-to-period comparisons do not indicate future operating results. Our operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors. If this were to occur, the price of our common stock could decline.

         THE INABILITY OF OUR RM7000 EMBEDDED MICROPROCESSOR TO ACHIEVE GREATER MARKET ACCEPTANCE COULD HARM OUR NEAR-TERM GROWTH.

         We believe that our RM7000 embedded microprocessor, which we began shipping in the second half of 1998, will form the basis for our next-generation family of embedded microprocessors. Although we have achieved design wins for the RM7000, some of them may not result in revenue to us. If the RM7000 does not achieve greater market acceptance:

         - revenue from our existing products could be inadequate to cover our expenses, including the cost of selling, marketing, developing and manufacturing the RM7000 and other new products;

         -    our brand and reputation could be damaged; and

         - our competitors' products could achieve greater market share as our market share declines.

         OUR FAILURE TO DEVELOP AND INTRODUCE NEW PRODUCTS ON A TIMELY BASIS COULD HARM OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

         The semiconductor industry is characterized by rapidly changing technology, frequent product introductions and ongoing demands for greater speed and functionality. Therefore, we must continually design, develop and introduce new products with improved features to be competitive. To introduce these products on a timely basis we must:

         - design innovative and performance-improving features that differentiate our products from those of our competitors;

         -    transition our products to new manufacturing process technologies;

         - identify emerging technological trends in our target markets, including new standards for our products;

         -    accurately define and design new products to meet market needs;

         - anticipate changes in end-user preferences with respect to our customers' products;

         -    bring products to market on a timely basis at competitive prices;
              and

         - respond effectively to technological changes or product announcements by others.

         We cannot assure you that we will be able to meet the design and market introduction schedules for our new products or enhancements to our existing products or that these products will achieve market acceptance.

         WE MUST ACHIEVE NEW DESIGN WINS, AND THESE DESIGN WINS MUST TRANSLATE INTO CUSTOMER PURCHASES, FOR OUR PRODUCT REVENUE TO INCREASE.

         Our success depends in large part upon achieving design wins for our products with current and future customers. Design wins are indications by existing and potential customers that they intend to incorporate our products into new designs. To achieve design wins, we must continually increase the performance levels of our embedded microprocessors, keep pace with evolving industry standards and introduce new products in a timely manner. If we fail to achieve design wins, we will lose potential sales opportunities.

         Design wins, however, do not necessarily result in purchase orders for our products. Our design wins are solely an expression of interest by customers and are not supported by binding contracts of any nature. Design wins also may not result in future revenue for the following reasons:

         - consolidation of our customer base or acquisitions of our customers;

         - failure of our customers' products to compete in their respective markets; and

         - cancellation of development of a customer's product that incorporates our embedded microprocessors.

         WE FACE INTENSE COMPETITION IN THE MARKET FOR EMBEDDED MICROPROCESSORS.

         Competition in the market for embedded microprocessors is intense, and we expect it to increase in the future. We face competition from:

         - other licensees of technology from MIPS Technologies, including NEC Corporation, Toshiba Corporation and Integrated Device Technology, Inc.;

         - companies utilizing alternative reduced instruction set computing, or RISC, technologies, including ARM/Strong Arm, developed by ARM Holdings plc and Intel; Hitachi SH, developed by Hitachi; and PowerPC, developed by Motorola, Inc. and IBM Corporation; and

         -    companies utilizing technologies other than RISC.

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater brand recognition, larger customer bases and greater financial and marketing resources than we do. They may therefore be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to the development and promotion of their technologies and products. We also face competition from several private companies in various stages of development. In addition, our competitors that are licensees of MIPS Technologies may obtain more favorable terms under their current or future licenses, which would place us at a competitive disadvantage.

         Furthermore, many of our existing and potential customers have the resources to internally develop microprocessors and other devices that perform all or a portion of the functions performed by our products. If these customers decided to develop embedded microprocessors internally rather than purchasing our products, we would lose sales opportunities.

         IF OUR TARGET MARKETS REJECT THE MIPS MICROPROCESSOR ARCHITECTURE, SUPPORT AND DEMAND FOR OUR PRODUCTS WILL DECLINE.

         We have derived and expect to continue to derive substantially all of our product revenue from products based on the MIPS microprocessor architecture. Therefore, our success is dependent on continued acceptance of this architecture within our target markets. Moreover, a large number of companies currently develop semiconductor design tools, components and products that are compatible with and optimized for the MIPS microprocessor architecture. If these companies ceased to provide these tools for any reason, it could become more difficult or less desirable for manufacturers and others to continue to support the MIPS microprocessor architecture. If the markets for embedded microprocessors adopt an alternative technology, we could lose the support of these MIPS architecture-based tools, components and products and the demand for our products would decline.

         IF MIPS TECHNOLOGIES DEVELOPS FUTURE GENERATIONS OF ITS TECHNOLOGY, WE MAY NOT BE ABLE TO OBTAIN A LICENSE ON REASONABLE TERMS.

         MIPS Technologies has introduced, and will likely continue to introduce, new generations of its microprocessor technology architecture containing improvements that are not covered by the technology we are currently licensing from MIPS Technologies. Our success could depend on our ability to develop products that incorporate those improvements. We may not be able to license the technology for any new improvements from MIPS Technologies on commercially reasonable terms or at all. If we cannot obtain required licenses from MIPS Technologies, we could encounter delays in product development while we attempt to develop similar technology, or we may not be able to develop, manufacture and sell products incorporating this technology.

         WE DEPEND UPON OUR LICENSE OF MICROPROCESSOR TECHNOLOGY FROM MIPS TECHNOLOGIES AS THE BASIS FOR OUR PRODUCTS, AND WE WILL BE UNABLE TO MARKET OUR PRODUCTS IF THIS LICENSE IS TERMINATED.

         All of our current products and planned future products are based upon the microprocessor technology we license from MIPS Technologies. Our failure to comply with any of the terms of our license agreement could result in the termination of our rights, preventing us from marketing our current and planned products.

         THE LOSS OF ANY OF OUR KEY PERSONNEL OR THE FAILURE TO HIRE AND RETAIN ADDITIONAL QUALIFIED PERSONNEL COULD IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR PRODUCTS.

         Our success depends to a significant degree upon the continued contributions of our key management, engineering and sales and marketing personnel, especially our design engineers, who we believe are difficult to replace. We are particularly dependent upon the continued services of Thomas J. Riordan, our Chief Executive Officer, President and a director, and Raymond Kunita, our Chief Operating Officer and Vice President of Engineering. Competition for highly skilled managerial, engineering and sales and marketing personnel in the semiconductor industry is intense, and we may not succeed in attracting and retaining these personnel. Our inability to attract and retain qualified personnel in the future or delays in hiring required personnel could impair our ability to meet customer and technological demands or our ability to develop and market our products. We do not have either employment contracts with, or key person life insurance on, any of our key personnel.

         OUR DEPENDENCE ON THIRD PARTIES TO FABRICATE OUR EMBEDDED MICROPROCESSORS REDUCES OUR CONTROL OVER THE PRODUCTION, SUPPLY AND DELIVERY OF OUR PRODUCTS.

         We currently rely on third parties to fabricate our products. In the year ended June 30, 1999 and the nine months ended March 31, 2000, IBM and Taiwan Semiconductor Manufacturing Company Ltd., or TSMC, performed all of our product fabrication. We recently amended our contract with IBM, which expires no sooner than November 14, 2002. IBM is not obligated under this contract to provide us with any specified number of products, at any specified price. TSMC fabricates our microprocessors on a purchase order basis, and we do not currently have a long-term contract with TSMC.

         There are significant risks associated with our reliance on third parties to fabricate our products, including:

         - manufacturing capacity may be unavailable to us, even though we may have submitted a product order;

         - we have limited control over product delivery schedules, and we may not receive products within the time frames and in the volumes required by us at a favorable cost or at all;

         - we could face delays in obtaining, or we might not be able to obtain access to, key fabrication process technologies; and

         - we have limited control over quality assurance, manufacturing yields and production costs.

         Currently, our semiconductor manufacturers require approximately 13 to 15 weeks to deliver new orders, which often requires us to place orders in advance of expected purchase orders from our customers. As a result, we have only a limited ability to react to fluctuations in demand for our products, which could cause us to have an excess or a shortage of inventory of a particular product.

         If our manufacturers are unable or unwilling to continue to manufacture our products in required volumes or at commercially acceptable costs, we may be forced to seek other manufacturing sources for our products. Transferring to another manufacturer would require a significant amount of time, and we cannot assure you that we could make a smooth and timely transition.

         OUR DEPENDENCE UPON THIRD PARTIES TO ASSEMBLE AND TEST SUBSTANTIALLY ALL OF OUR PRODUCTS REDUCES OUR CONTROL OF PRODUCT DELIVERY SCHEDULES AND QUALITY ASSURANCE.

         Because third parties assemble and test substantially all of our products, we do not directly control our product delivery schedules and quality assurance. This lack of control could result in product shortages, particularly in the case of new products. Product shortages could increase our fabrication, assembly or testing costs or delay delivery of our products. We do not have long-term contracts with the companies that test and assemble our products, and we typically procure services from them on a per order basis. Therefore, we may not be able to continue to obtain assembly and testing services for our products on acceptable terms, or at all. If we are required to find and qualify alternative assemblers or testers for our products, we could experience delays in product shipments or a decline in product quality.

         WE MAY NOT ACHIEVE ACCEPTABLE PRODUCT YIELDS FROM OUR THIRD-PARTY MANUFACTURERS, WHICH COULD INCREASE THE COST AND REDUCE THE SUPPLY OF OUR PRODUCTS.

         In the process of manufacturing embedded microprocessors, contaminants, manufacturing errors and other factors can result in a substantial percentage of nonfunctional products, and many semiconductor companies frequently encounter difficulties in achieving acceptable product yields. The proportion of functional products derived from a particular manufacturing process is referred to as product "yield". If we do not achieve planned yields, our product costs would increase and product availability would decrease. Yield problems may not be identified and resolved, if ever, until a product has been manufactured and can be analyzed and tested. As a result, yield problems are often difficult, time consuming and expensive to correct. The risk of low yields is compounded by the offshore location of some of our third-party manufacturing facilities, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems.

         In the past, we have experienced lower yields and related problems more often with newer products than with mature products. For example, shipments to customers have been delayed by as much as three weeks because of low-yielding manufacturing processes on new products. Other companies have experienced poor yields with respect to mature products, and we may also experience poor yields on mature products. While we believe that our manufacturing yields have generally been consistent with industry norms, we may experience yield problems in the future that have a significant impact on our operating results and our ability to deliver our products to our customers in a timely manner. If we do not deliver our products to our customers in a timely manner, they may choose other suppliers.

         WE RELY ON FOREIGN THIRD-PARTY MANUFACTURING OPERATIONS, WHICH EXPOSES US TO RISKS INHERENT IN INTERNATIONAL OPERATIONS.

         We are subject to risks associated with conducting business outside of the United States because a large portion of our semiconductor fabrication and substantially all of our assembly and testing operations occur in foreign countries. These risks include:

         -    unexpected changes in U.S. or foreign regulatory requirements;

         - additional costs and delays associated with tariffs, quotas and other trade barriers and restrictions; and

         - uncertainties relating to political, social and economic conditions.

         In addition, all of our current arrangements with third-party manufacturers provide for pricing and payment in U.S. dollars. Fluctuations in currency exchange rates, therefore, could cause our third-party manufacturers to increase their prices, which would reduce our gross margin.

         OUR FAILURE TO PROTECT OUR PROPRIETARY RIGHTS, OR THE COSTS OF PROTECTING THESE RIGHTS, MAY HARM OUR ABILITY TO COMPETE.

         Third parties may be able to copy or reverse engineer aspects of our products or obtain and use information that we regard as proprietary. Our success and ability to compete is dependent in part upon continued protection of our proprietary rights. Our failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in our loss of a competitive advantage and decreased revenue. In addition, as a licensee of patent rights relating to the MIPS architecture, we rely upon MIPS Technologies to enforce its patent rights against infringers. If MIPS Technologies fails to enforce its patent rights, we might not be able to compete successfully. We also seek to protect our trade secrets and proprietary information through confidentiality agreements with our employees and consultants and with other parties. However, we may not have an adequate remedy in the event these agreements are breached or any remedy if our trade secrets are independently developed by others. Despite our efforts to protect our proprietary rights, existing intellectual property laws afford only limited protection. In addition, the laws of some foreign countries provide only limited proprietary rights protection.

         Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources.

         WE COULD BE SUBJECT TO CLAIMS OF INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

         The semiconductor industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We may receive notices of claims that our products infringe or may infringe these rights. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in this litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If this litigation resulted in an adverse ruling, we could be required to:

         -    pay substantial damages;

         -    cease the manufacture, use or sale of infringing products;

         -    discontinue the use of certain technology; or

         - obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms, or at all.

         OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF OR WHEN A SALE WILL BE MADE, WHICH INCREASES OUR RISKS RELATED TO CUSTOMER CANCELLATIONS.

         The timing of our sales revenue is difficult to predict because of the length and variability of the sales cycle for our products. Our sales cycle typically includes a three- to six-month period prior to our achieving a design win and an additional 12- to 24-month period before a customer commences volume production of products incorporating our embedded microprocessors. While potential customers are evaluating our products and before they place an order with us, we may incur sales and marketing expenses and expend significant management effort. Therefore, we take risks related to product cancellations or changed product plans, which could result in the loss of anticipated sales or missed sales opportunities.

         OUR REVENUE AND PROFITS MAY DECREASE IF WE LOSE ANY OF OUR SIGNIFICANT CUSTOMERS.

         Historically, a relatively small number of customers have accounted for a significant portion of our total revenue in any particular period. The loss of any significant customer could cause our revenue to decline. In the year ended June 30, 1999, our four largest customers, including sales to their respective manufacturing subcontractors, accounted for 23%, 20%, 15% and 12% of our total revenue. In the nine month period ended March 31, 2000, these same four customers accounted for 30%, 15%, 7%, and 4% of our total revenue. We anticipate that sales of our products to relatively few customers will continue to account for a significant portion of our total revenue. We have no long-term purchase commitments with any of our significant customers. Therefore, these customers could cease purchasing our products with limited notice and with little or no penalty.

         Our dependence on a small number of customers increases the risks associated with our potential loss of customers resulting from business combinations or consolidations. If a customer or potential customer were acquired or combined with another company, the resulting company could cancel development efforts, design wins or purchase orders as part of the integration process.

         IF WE FAIL TO ESTABLISH AND MAINTAIN OUR RELATIONSHIPS WITH KEY PARTICIPANTS IN OUR TARGET MARKETS, WE MAY HAVE DIFFICULTY MARKETING OUR PRODUCTS.

         It is important to our success to establish and maintain relationships with customers who are technology or market-share leaders in our target markets. We believe that we need to work closely with these customers to gain valuable insight into market demands for new products and in order to help us design new embedded microprocessors. If we fail to establish and maintain these relationships, it would be more difficult for us to develop and market products offering features that address emerging market trends.

         In addition, to help sell our products, we rely upon our relationships with vendors of collateral products and tools, such as companion integrated circuits, operating systems and a variety of system design tools. If we fail to maintain current relationships and to develop new relationships with these vendors, our products may not remain compatible with other products and tools. This lack of compatibility could affect our ability to acquire greater market share.

         MANY OF OUR SALES REPRESENTATIVES ARE NEW TO QED, AND IF THEY FAIL TO SUCCESSFULLY MARKET OUR PRODUCTS OR IF WE FAIL TO EXPAND THE NUMBER OF OUR SALES REPRESENTATIVES, WE MAY NOT BE ABLE TO INCREASE SALES AND MARKET AWARENESS OF OUR PRODUCTS.

         We depend on sales representatives to sell a substantial portion of our products. We have established relationships with many of our sales representatives within the last year, and we are unable to predict how successful these sales representatives will be in marketing and selling our products. In addition, we must expand the number of sales representatives both domestically and internationally. Without this increase, we may not be able to increase sales and market awareness of our products. Competition for qualified sales representatives is intense. We may not be able to retain our existing sales representatives or engage the type and number of sales representatives that we require on a timely basis or at all. In addition, all of our sales representatives' agreements may be terminated upon 30-days notice by either party.

         OUR RAPID GROWTH HAS STRAINED OUR RESOURCES, AND WE MAY NOT BE ABLE TO MANAGE FUTURE GROWTH.

         We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our resources. This growth has required us to increase the number of our employees from 48 as of September 30, 1997 to 104 as of March 31, 2000, and otherwise expand our operations, which has resulted in increased responsibilities for our management. If we continue to expand our operations, we may significantly strain our management, manufacturing, financial, information systems and other resources. Moreover, we cannot be certain that our systems, procedures, controls and existing space will be adequate to support our operations. We are currently implementing a new enterprise resource planning system to accommodate the growth in our operations, and we may not be able to implement this system effectively or on a timely basis.

         IF OUR PRODUCTS CONTAIN DEFECTS OR FAIL TO ACHIEVE INDUSTRY RELIABILITY STANDARDS, OUR BUSINESS REPUTATION WILL BE HARMED, AND WE MAY INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES OPPORTUNITIES.

         Our products have in the past contained, and may in the future contain, undetected errors. Errors are more common when products are introduced or as new versions are released. We may find errors, defects or failures in our products after commencement of commercial shipments. If this happens, we may experience:

         -    delay in or loss of market acceptance and sales;

         -    product returns;

         -    diversion of development resources;

         -    injury to our reputation; or

         -    increased service and warranty costs.

         Moreover, because we design many of our embedded microprocessors for products that provide critical communications services, we may be subject to significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims from being made. We do not currently have product liability insurance, and our general liability insurance generally would not cover any claims sought against us. Furthermore, our agreements with our manufacturers contain limitations on their obligations to indemnify us if our embedded microprocessors contain manufacturing defects. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any of these claims, whether or not successful, could seriously damage our reputation and our business.

RISKS RELATED TO OUR INDUSTRY

         THE GROWTH OF OUR TARGET MARKETS DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET, AND, THEREFORE, OUR OPERATING RESULTS COULD BE HARMED IF THE INTERNET AND, HENCE, OUR TARGET MARKETS FAIL TO GROW OR GROW MORE SLOWLY THAN EXPECTED.

         We derive our revenue from the sale of embedded microprocessors targeted at the networking/communications infrastructure equipment, business network equipment and consumer network products markets. In particular, we depend on the continued growth of the Internet, which largely dictates the demand for the products incorporating our embedded microprocessors. The continued growth of the Internet depends on various factors, many of which are outside our control. Risks related to continued growth of the Internet include that:

         - Internet infrastructure may not be able to support the demands placed on it;

         - performance and reliability of the Internet may decline as usage grows; and

         - privacy, security and authentication concerns with respect to the transmission of confidential information over the Internet may result in decreased usage.

         Although our target markets have experienced significant growth in recent years, they may not continue to grow as rapidly or at all. If they fail to grow, or grow more slowly than expected, our operating results could be harmed.

         THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY MAY IMPACT OUR OPERATING RESULTS.

         The semiconductor industry is highly cyclical and subject to rapid technological change. From time to time, the semiconductor industry has experienced significant economic downturns, characterized by diminished product demand, accelerated erosion of prices and excess production capacity. Our industry also periodically experiences increased demand and production capacity constraints. Accordingly, our operating results may vary significantly as a result of general conditions in the semiconductor industry.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not use derivative financial instruments in our investment portfolio. We only invest in instruments that meet high credit and quality standards, as specified in our investment policy guidelines. At March 31, 2000, we had an investment portfolio of money market funds, commercial securities and U.S. Government bonds including those classified as short-term investments of $7.9 million. These instruments, like all fixed income instruments, are subject to interest rate risk. The fixed income portfolio will fall in value if there were an increase in interest rates. If market interest rates were to increase immediately and uniformly by 10% from levels as of March 31, 2000, the decline of the fair value of the fixed income portfolio would not be material. All of our revenue is denominated in U.S. dollars, and therefore, we do not currently engage in any currency hedging transactions.

                           PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

SALES OF REGISTERED SECURITIES AND USE OF PROCEEDS

              On February 1, 2000, the Company completed an initial public offering (the "Offering") of its common stock, $.001 par value. The shares of common stock sold in the Offering were registered under the Securities Act of 1933, on a Registration Statement on Form S-1 (File No. 333-86901) that was declared effective by the SEC on January 31, 2000. Of the total shares sold, 3,450,000 were sold by the Company (including 450,000 shares sold pursuant to the exercise of the underwriter's over-allotment option), and 828,000 shares were sold by a selling stockholder (including 108,000 shares sold pursuant to the exercise of the underwriter's over-allotment option). The purchase price for the underwritten shares was $16.00 per share and the aggregate price of the Offering amount registered was approximately $68.4 million. The managing underwriters for the Offering were Morgan Stanley Dean Witter, Lehman Brothers and Robertson Stephens.

              From the effective date of the Registration Statement through March 31, 2000, the Company invested all of the proceeds from the initial public offering in short term investments and cash equivalent investments. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus used in the offering.

SALES OF UNREGISTERED SECURITIES

              From January 1, 2000 to March 7, 2000 the Company sold 229,652 shares of common stock to various employees/optionees pursuant to exercises of fully vested options granted under the Company's 1999 Equity Incentive Plan at a weighted average exercise price of $0.78 per share. The Company received an aggregate of $178,000 in cash. All sales of stock pursuant to option exercises were made in reliance on Rule 701 under the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.  OTHER INFORMATION

              None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

              3.1 *    Second Amended and Restated Certificate of Incorporation

              3.2 *    Bylaws.

             27.1      Financial Data Schedule

     (b) REPORTS ON FORM 8-K

              None.

---------------

* Filed with the Company's Registration Statement on Form S-1 (Registration No. 333-86901) declared effective by the SEC on January 31, 2000, incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    QUANTUM EFFECT DEVICES, INC.
                                           (Registrant)



Date: May 14 , 2000                 /s/ Thomas Riordan
                                    --------------------------------------------
                                    Thomas Riordan
                                    Chief Executive Officer and Director
                                    (PRINCIPAL EXECUTIVE OFFICER)




Date: May 14, 2000                  /s/ Howard Bailey
                                    --------------------------------------------
                                    Howard Bailey
                                    Chief Financial Officer and Secretary
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)